Form 10-K
period 1993-12-31
INVG GOVERNMENT SECURITIES CORP
filed 1994-04-28
CIK 793467

6
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


[X]    Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended:  December 31, 1993
                                    OR
[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number:  33-5579

                     INVG GOVERNMENT SECURITIES CORP.
          (Exact name of registrant as specified in its charter)

             Delaware                             13-3340656
     (State of incorporation)        (I.R.S. Employer Identification No.)

     Meadow Wood Crown Plaza
 1575 Delucchi Lane, Suite 115-20
           Reno, Nevada                             89502
(Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:  (702) 828-5405

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None

     -----------------------------------------------------------------

Indicate by check mark whether the Resistrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X     No
    -----      -----

1,000 shares which represents all of the Common Stock of the Registrant is owned by INVG Mortgage Securities Corp.

                    Documents Incorporated by Reference

                                   None

Item 1.  Business.
                               Introduction

   INVG Government Securities Corp. (the "Company") is a corporation organized under the laws of the State of Delaware on May 5, 1986. All of the Company's outstanding common stock is owned by INVG Mortgage Securities Corp. ("INVG Mortgage"), a publicly held corporation engaged in the business of issuing and selling mortgage-backed and other collateralized securities. The Company's principal executive offices are located at Meadow Wood Crown Plaza, 1575 Delucchi Lane, Suite 115-20, Reno, Nevada, 89502. Its telephone number is (702) 828-5405.

   The Company has historically generated revenues primarily from Collateralized Mortgage Obligation ("CMO") investments whereby the company was engaged in the business of acquiring modified mortgage-backed pass through certificates ("GNMA Certificates") and then issuing and selling bonds (Bonds) backed by the GNMA Certificates. These investments in CMO issuances give the Company the right to the excess cashflows and earnings on the GNMA Certificates over the expenses required on the the Bonds ("CMO Issuance Investments"). The Company has also invested in other similar mortgage related investments wherein the Company has the right to receive the cashflows of a CMO bond offering after debt service payments are made, such as CMO Mortgage Derivative Investments and REMIC Mortgage Derivative Investments, ("Mortgage Derivative Investments").

   On December 30, 1986, the Company commenced operations by issuing $200,369,000 principal amount of its Collateralized Mortgage Obligations, Series A (the "Series A Bonds" or the "Issued Bonds"). The issuance of the Series A Bonds was financed, in part, by the issuance of 115,000 shares of Series A Participating Preferred Stock (the "Series A Preferred Stock") by INVG Mortgage to certain institutional investors including one or more pension plans for which Robert E. Greeley, a director of the Company, was investment manager, and including the Boston Safe Deposit and Trust Company, a subsidiary of Shearson Lehman Brothers Inc. ("Shearson Lehman"), for a purchase price of $100 per share. INVG Mortgage made a capital contribution to the Company of the full amount of the proceeds received by INVG Mortgage from the sale of the Series A Preferred Stock. The Company used such funds to purchase GNMA Certificates which serve as collateral for the Series A Bonds. No Bonds have been issued by the Company since 1986. The Series A Bonds were redeemed on February 1, 1994.

   The Company, INVG Mortgage, and its affiliate, Investors GNMA Mortgage-Backed Securities Trust, Inc. ("Investors GNMA" and together with the Company and INVG Mortgage, the "Companies"), are qualified as real estate investment trusts under the Internal Revenue Code of 1986 as amended (the "Code"). The Company intends to operate in a manner so as to continue to qualify for the tax benefits accorded by Sections 856 to 860 of the Code and thereby not be subject to federal income tax at the corporate level. There can be no assurance, however, that the Company will be able to do so. Among the conditions that the Company must satisfy to obtain such benefits is the requirement that the Company distribute to its shareholders an amount equal to substantially all of its taxable income. See "Federal Income Tax Consequences - Federal Income Taxation of a REIT."

   The Company used up its remaining net operating loss carryforward in 1991. The Company had taxable income of $539,047 in 1992 and made a $1,000 dividend distribution on its preferred stock and $550,000 in dividend distributions on its common stock. In 1993 the Company had a taxable loss of $610,934 and made a $1,000 dividend distribution on its preferred stock and $100,000 dividend distribution on its common stock. The Company intends to make distributions to its shareholder during the years in which it has taxable income. In years in which the Company has no taxable income, any distributions will be subject to the discretion of the Board of Directors and will depend upon the operating capital requirements of the Company and other factors deemed pertinent by the Board of Directors, including the need to conserve cash in order to be in a position to make distributions in an amount substantially equal to its taxable income in other years.

   The taxable income of the Company is primarily derived from income from Mortgage Certificates or other collateral securing the Bonds issued thereby, including non-cash income resulting from the amortization of market discount on such Mortgage Certificates, less operating expenses, including expenses equal to interest paid on the Bonds and non-cash expenses resulting from the amortization of market premium on such Mortgage Certificates, Bond issuance expenses and original issue discount on the Bonds.

   The Company's funds available for distribution to its shareholder are derived principally from the excess of interest income received on the Mortgage Certificates over the interest payments due on the Bonds (such excess constituting the "Interest Margin") plus investment earnings on cash balances and Mortgage Derivative Investments less operating expenses (together with the "Interest Margin," the "Net Interest Margin").

   If taxable income for any year exceeds its Net Interest Margin for such year, the Company is required to distribute to its shareholders an amount equal to such taxable income in order to preserve its status as a real estate investment trust and, therefore, may be required to distribute a portion of its working capital to its shareholders.

Advisory Agreement
- ------------------
   The principal operating expenses of the Company have been the Company's allocable share of advisory fees for legal, accounting, management and administrative services with respect to the operation of the Company, INVG Mortgage, and Investors GNMA Mortgage-Backed Securities Trust, Inc., another subsidiary of INVG Mortgage, (together, "the Companies"). From February 1990 through December 1991, the Companies had an advisory agreement with Fulcrum Financial Partners, Inc. ("Fulcrum"). As such advisor, Fulcrum was responsible for conducting the day-to-day operations of each of the Companies in connection with policy decisions made by the Board of Directors; and performing such services as were required for disbursing, collecting and investing cash proceeds of each of the Companies, preparing and delivering reports and filings required with respect to each of the Companies and other activities relating to the assets of each of the Companies. Fulcrum received a monthly fee of $15,000 for each month of the year 1991 for its services to the Companies.

Administration Agreement
- ------------------------
   In December 1991, the Companies entered into a year to year Administration Agreement with TIS Asset Management, Inc. (the "Administrator") to perform corporate administrative services for the Companies. Under this agreement, the Administrator administers the day-to-day operations of the Companies and performs or supervises the performance of such other administrative functions as may be agreed upon by the Administrator and the Board of Directors of each of the Companies, including the establishment and posting of books of original record with their attendant quarterly financial statements and maintenance of appropriate computer services to perform such administrative services. The Administrator prepares reports and forms as required to satisfy the continuous reporting and other requirements of any and all governmental bodies and agencies. The Administrator serves as the Companies consultant with respect to the formation of investment criteria and policy guidelines
for recommendation to the Boards of Directors.   Pursuant to the
Administration Agreement, the Administrator received a monthly fee in 1993 of $16,000 (which cost is allocated among the Companies) and pays the employment expenses of its personnel, computer expenses, rent and other office expenses and overhead.

   Pursuant to the Administration Agreement, the Administrator does not assume responsibility other than to render in good faith the services called for thereunder and is not responsible for any action of the Board of Directors of any of the Companies in following or declining to follow any advice or recommendation of the Administrator. The Administrator, its directors, officers, shareholders and employees are not liable to any Company, any Company's Shareholders or others, except by reason of acts constituting bad faith, willful misfeasance, gross negligence or reckless disregard of its duties. The Companies have agreed to indemnify the Administrator and its Affiliates, shareholders, directors, officers, and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever in respect of or arising from any acts or omissions performed or omitted by the Administrator in good faith and in accordance with the standard set forth in the Administration Agreement.

   The foregoing description of the Administration Agreement does not purport to be complete but is merely a summary of the material provisions thereof and is qualified in its entirety by reference to the Administration Agreement which is incorporated by reference in Exhibit 10.3 hereto.

Consulting Agreement
- --------------------
   At the Annual Meeting of Shareholders of the Company's parent, INVG Mortgage Securities Corp., held on October 26, 1993, a consulting agreement with Page Mill Asset Management was ratified. Under this agreement, which is effective January 1, 1993, the Companies will pay Page Mill a monthly fee of $10,000 plus an incentive management fee. The incentive management fee, determined with respect to the Companies' performance each fiscal year is equal to 25% of the dollar amount, if any, by which the Companies' consolidated taxable income for such fiscal year, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for such fiscal year. Under this agreement, the Company has recorded expense in the year ended December 31, 1993 of $30,000 as its share of the monthly fee. No expense has been recorded for the incentive management fee as the Company had a taxable loss for the entire year. Page Mill Asset Management is 100% owned by Robert E. Greeley, Chairman of the Board and President of the Company.

Expenses of the Company
- -----------------------
   Other operating expenses include annual fixed fees payable to the trustee (the "Trustee") under the Indenture under which the Bonds are issued. Other services provided by the Trustee (including acting as custodian for the collateral, maintaining the Collection Account, and acting as registrar and paying agent for the Bonds) results in per annum charges which are not expected to exceed 0.02% per annum of principal amount of Bonds outstanding. The Company's annual legal and accounting fees are expected to approximate $60,000, consulting fees for officers' and administrative services are expected to approximate $78,000 and annual fees paid to outside directors are expected to approximate $15,000. Other administrative costs of the Company are not expected to be significant.

Future Prospects
- ----------------
   The Company's Net Interest Margin continues to decline through the process of repayments and prepayments on the mortgages underlying the Company's assets. Additionally, the Company's asset pool is depleted by normal business expenses and the payment of dividends. The Company has been reinvesting its excess cash flows in Mortgage Derivative Investments to include CMO Residuals and REMIC Residual bonds. To the extent the Company continues to have cash in excess of that required for expenses and dividends, the Company intends to continue to reinvest that excess cash in Mortgage Derivative Investments in order to generate income for distribution to the common stockholder.

The Bond Offerings
- ------------------
   The Company currently has an effective shelf registration statement covering approximately $800 million principal amount of Bonds under which the Series A Bonds were issued. Such Bonds may be offered by the Company from time to time.

   Bonds issued by the Company are issued pursuant to an Indenture (the "Indenture") dated as of December 1, 1986 between the Company and Texas Commerce Bank National Association (the "Trustee"), as amended, and as supplemented by supplemental indentures (each a "Series Supplement") with respect to each series of Bonds. The Indenture does not limit the amount of Bonds which can be issued thereunder and provides that Bonds of any series may be issued thereunder up to the aggregate principal amount that may be authorized from time to time by the Company.

   The collateral pledged to secure each series of Bonds issued by the Company may consist of (i) Mortgage Certificates together with the distributions of principal and interest thereon, (ii) a Collection Account (as defined in the Indenture) (the "INVG Government Collection Account") and (iii) other reserve funds and accounts which may be required in order to obtain the desired investment rating on the Bonds (collectively, the "Collateral"). On the closing date for each series of Bonds, the value of the Collateral pledged to secure such Bonds (calculated in accordance with the methodology specified in the Indenture) will not be less than the aggregate principal amount of such Bonds. Scheduled distributions of principal of and interest on the Mortgage Certificates collateralizing each series of Bonds are calculated to be sufficient to pay accrued interest on such Bonds and to amortize the entire principal amount of each class of such Bonds by its respective stated maturity. The Collateral for the Bonds of a particular series will secure only that series.

   Each series of Bonds issued by the Company is issuable in classes (the "Classes"). Each Class will have its own Bond Interest Rate which may be a floating interest rate that is redetermined periodically according to a specified index, and its own stated maturity which is the date on which the Bonds of such Class will be fully paid assuming no prepayments of principal are received on the Mortgage Certificates securing such series. Each series of Bonds will mature serially by Class, and principal payments on the various Classes of Bonds within each series will be made in the order specified in the Series Supplement. The actual maturity of any Class of Bonds could differ substantially from its stated maturity based upon the actual prepayment experience of the Mortgage Certificates and because certain of the underlying mortgage loans may have terms-to-maturity that are shorter than the stated maturity of the related Mortgage Certificate. No assurance can be given that the actual maturity and effective yield with respect to any Class of Bonds will be comparable to that experienced with respect to any other Class of Bonds within such series or within other series of Bonds issued by the Company or any of its affiliates.

   All distributions of principal of, and interest on, the Mortgage Certificates pledged to secure a series of Bonds will be remitted to the Trustee who will deposit such funds in the Collection Account for such series. Each series of Bonds will have a separate Collection Account. All amounts on deposit in any Collection Account representing distributions of principal of the Mortgage Certificates will be applied on each payment date ("Payment Date") for the related series of Bonds to pay principal on the then amortizing Class of such series. Amounts on deposit in the Collection Account representing distributions of interest on the Mortgage Certificates will be applied on each Payment Date, to the extent necessary to pay interest on the aggregate principal balance of the outstanding Bonds of such series accrued as of the date prior to such Payment Date specified in the Series Supplement. All amounts remaining in the Collection Account for a series of Bonds which are not so applied to the payment of principal of and interest on the Bonds of the related series and the Trustee's operating expenses will be remitted to the Company.

   The Indenture permits series of Bonds or Classes of Bonds within a series to be redeemed at the option of the Company upon the dates or under the circumstances specified in the related Series Supplement. The redemption price paid for such Bonds will be equal to their outstanding principal amount, together with accrued interest thereon to the date specified in the Series Supplement.

                             THE ISSUED BONDS
                             ----------------
The Series A Bonds were redeemed on February 1, 1994. The table below sets forth certain information with respect to the Issued Bonds to the extent outstanding at December 31, 1993:

                                         Initial      Outstanding
                 GNMA         Bond      Principal      Principal
    Bond     Certificate    Interest      Amount      Amount (1)
   Class         Rate         Rate     (Thousands)    (Thousands)
   -----     -----------    --------   -----------    -----------
Series A
- --------
A-3          9.00 & 11.5%    9.000       $61,000        $60,525
                                         -------        -------
- ------------------------------------------------------------------

(1)  After giving effect to the January 1, 1994 payment.

                        INVESTMENTS OF THE COMPANY
                        --------------------------

Investment Policies
- -------------------
   The Company's investment policies and other policies are determined by its Board of directors in accordance with the articles and bylaws of the Company. The objective of the company is to maximize earnings and cashflow for distribution to the shareholder through mortgage related investments.

   The Company, in its early years, invested in CMO Related Investments through issuance of its own Bonds. Over the last year, the Company has been reinvesting its cashflows from these CMO Related Investments in Mortgage Derivative Investments which are similar in earnings and cashflow nature to its original CMO Related Investments.

   At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code (or in the regulations promulgated thereunder), the Company determines that it is no longer in the best interest of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company.


Government National Mortgage Association
- ----------------------------------------
   GNMA is a wholly owned corporate instrumentality of the United States within the United States Department of Housing and Urban Development (the "HUD"). Section 306 (g) of Title III of the National Housing Act of 1934, as amended (the "Housing Act"), authorized GNMA to guaranty the timely payment of the principal of, and interest on, certificates which are based on and backed by a pool of mortgage loans insured by the FHA under the Housing Act, or Title V of the Housing Act of 1949, or guaranteed by the United States Veterans Administration (the "VA") under the Servicemen's Readjustment Act of 1944, as amended or Chapter 37 of Title 38, United States Code or by other eligible mortgage loans.

   Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty under this subsection." In order to meet its obligations under such guarantees, GNMA is authorized to borrow from the United States Treasury with no limitations as to amount.

GNMA Certificates
- -----------------
   Each GNMA Certificate is a "fully modified pass-through" mortgage-backed certificate issued under either the GNMA I or the GNMA II program (hereinafter described) and serviced by a mortgage banking company or other financial concern approved by GNMA as a seller-servicer of FHA Loans or VA loans. Although a GNMA certificate does not constitute a liability of, or evidence any right of recovery against, its issuer, the full and timely payment of principal of, and interest on, each GNMA Certificate is guaranteed by GNMA and such guaranty is backed by the full faith and credit of the United States. Each GNMA Certificate evidences a fractional undivided interest in a pool of FHA Loans and VA Loans and provide for the payment to the registered holder of such GNMA Certificate of fixed monthly payments of principal and interest equal to the aggregate amount of the scheduled monthly principal and interest payments on each FHA or VA Loan, less a servicing and guarantee fee based on the outstanding principal balance of the related GNMA Certificate. In addition, each payment includes any prepayments of principal of the FHA or VA Loans underlying the GNMA Certificate and liquidation proceeds in the event of a foreclosure or other disposition of any such FHA or VA Loans. Monthly distributions on each GNMA Certificate (a "GNMA I Certificate") issued under the original GNMA guaranty program (the "GNMA I program") are paid to the Trustee as registered holder on the 15th day of the month, while monthly distributions on each GNMA Certificate (a "GNMA II Certificate") issued under the guaranty program implemented by GNMA on July 1, 1983 (the "GNMA II program") are paid by the central paying and transfer agent and certificate registrar for the GNMA II program (the "GNMA II Agent") to the Trustee as registered holder on the 20th day of the month. Each GNMA Certificate collateralizing the Bonds will have an original maturity of not more than 30 years and while each GNMA I Certificate collateralizing the bonds will be backed by mortgage loans which bear a uniform interest rate and were originated by a single issuer, a GNMA II Certificate collateralizing the Bonds may be backed by mortgage loans with different interest rates (within a 1% range) and by a multi-issuer pool of mortgage loans which is expected to have greater geographic diversity and greater prepayment predictability.

   GNMA approves the issuance of each GNMA Certificate in accordance with a guaranty agreement (the "Guaranty Agreement") between GNMA and each issuer-servicer of the GNMA Certificates. Pursuant to its Guaranty Agreement such issuer-servicer is required to advance its own funds in order to make timely payments of all amounts due on the GNMA Certificate even if the payments received by such issuer on the FHA Loans and VA Loans backing the GNMA Certificate are less than the amounts due thereon. The Guaranty Agreement provides that in the event of default by the issuer-servicer, including (i) a failure by the issuer-servicer to make a required payment in accordance with the terms and conditions of such Guaranty Agreement,
(ii) an advance by GNMA pursuant to a request to GNMA by the issuer-servicer to make a payment of principal of, or interest on, the GNMA Certificates, or (iii) insolvency of the issuer-servicer, GNMA shall have the right, by letter to the issuer-servicer, to effect the complete extinguishment of the issuer-servicer's interest in the pool of FHA Loans and VA Loans backing the GNMA Certificates, and the FHA Loans and VA Loans shall become the absolute property of GNMA, subject only to the unsatisfied rights of the holders of the GNMA Certificates. In such event, the Guaranty Agreement provides that, on and after the time GNMA directs such a letter of extinguishment to the issuer-servicer, GNMA shall be the successor in all respects to the issuer-servicer in its capacity under the Guaranty Agreement, and shall be subject to all responsibilities, duties and liabilities theretofore placed on the issuer-servicer by the terms and provisions of the Guaranty Agreement. At any time thereafter, however, GNMA may enter into an agreement with any other eligible issuer of GNMA Certificates under which such issuer undertakes and agrees to assume all or any part of such responsibilities, duties and liabilities placed on the original issuer-servicer, provided that no such agreement shall detract from the responsibilities, duties and liabilities of GNMA as guarantor of the GNMA Certificates or otherwise adversely affect the rights of the holders thereof to principal and interest payments on the GNMA Certificates.

   The issuer of a GNMA Certificate expects that interest and principal payments on the FHA Loans and VA Loans backing each GNMA Certificate will be the source of funds for payments due on such GNMA Certificate. If the issuer is unable to make payments on the GNMA Certificates as they become due, it must promptly notify GNMA and request GNMA to make such payments. In the event no payment is made by the issuer and the issuer fails to notify GNMA and request GNMA to make such payment, the holder of the GNMA Certificate has recourse only against GNMA to obtain such payments. The Trustee, as the registered holder of a GNMA Certificate, may proceed directly against GNMA under the terms of the Guaranty Agreement relating to such GNMA Certificate for any amounts which are not paid when due.

GNMA Certificates Collateralizing the Bonds
- -------------------------------------------
   All of the GNMA Certificates collateralizing the Bonds are registered in the name of the Trustee. The Company will not add any GNMA Certificates to, or substitute other GNMA Certificates for, the original GNMA
Certificates included in the collateral for each series of Bonds.

Other Collateral
- ----------------
   Although the Company may issue Bonds secured by Mortgage Certificates other than GNMA Certificates, no such Bonds have been issued.

                      FEDERAL INCOME TAX CONSEQUENCES
                      -------------------------------
   The Company intends to operate in a manner that will enable it to continue to qualify as a real estate investment trust (a "REIT") under the Code. The discussion below is not intended as a detailed discussion of all applicable Code provisions, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof.

   In general, if an entity desiring to qualify as a REIT (a "REIT Candidate") satisfies certain tests with respect to the nature of its income, assets, management, and share ownership, and the amount of its distributions, it will qualify as a REIT for federal income tax purposes. As a result, the REIT Candidate generally will not be subject to tax at the corporate level to the extent that it distributes its income to its shareholders. This treatment eliminates most of the "double taxation" (taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) that typically results from the use of corporate investment vehicles. Such qualification, however, depends upon the ability of the Company to meet detailed factual and legal standards in future years.

Federal Income Taxation of a REIT
- ---------------------------------
   In any year in which a REIT Candidate qualifies as a REIT, and for which an election to be a real estate investment trust is in effect, it generally will not be subject to federal income tax on that portion of its REIT Taxable Income (as defined below) or capital gain that is distributed to its shareholders. Any such income that is not distributed, however, will be subject to tax at the regular corporate rates. A REIT, moreover, may be subject to special taxes on certain types of income, regardless of distributions to shareholders, and to the corporate minimum tax on certain items of tax preference. The Company, however, does not expect to have income of such types.

   As a REIT, the Company is required to use the calendar year both for tax purposes and financial reporting purposes. The taxable income of a REIT ("REIT Taxable Income") is generally computed as if it were an ordinary corporation, subject to certain adjustments. Due to the differences, however, between tax accounting rules and generally accepted accounting principles, the REIT Taxable Income of the Company may vary from net income for financial reporting purposes.

   GROSS INCOME AND ASSET TESTS. In order to qualify as a REIT, a REIT Candidate must satisfy, for each taxable year, various tests with respect to the nature of its gross income and its assets. The three principal income tests are the following:

   1. THE 75 PERCENT TEST. At least 75 percent of the gross income (excluding gross income from prohibited transactions) of a REIT Candidate for the taxable year must be derived from certain qualifying real estate related sources, including interest on obligations secured by mortgages on real property, gain from the sale or other disposition of interests in real property and real estate mortgages, dividends from other real estate investment trusts and commitment fees related to mortgage loans.

   2. THE 95 PERCENT TEST. In addition to meeting the 75 percent test, at least an additional 20 percent of the gross income of a REIT Candidate for the taxable year must be derived from the items of income that qualify under the 75 percent test, or from certain types of passive investments. Income attributable to dividends from companies other than REITS, interest on obligations not secured by real property, and gains from the sale or disposition of stock or other securities, other than stock or other securities held for sale to customers in the ordinary course of business, will constitute qualified income for purposes of this 95 percent test, but will be non-qualifying income for purposes of the 75 percent test.

   3. THE 30 PERCENT TEST. A REIT Candidate must also derive less than 30 percent of its gross income from the sale or other disposition of (i) real property or mortgage loans held for less than four years, other than certain foreclosure property or property involuntarily converted through destruction, condemnation or similar events, (ii) stock or securities held for less than one year, and (iii) property in any prohibited transaction (i.e., sale or other disposition of inventory or property held primarily for sale in the ordinary course of business that is not foreclosure property).

   In addition, at the end of each quarter of the taxable year of a REIT Candidate, at least 75 percent of the value of such REIT Candidate's assets must be real estate assets (including interests in real property, loans secured by mortgages on real property and shares of other REITS), cash and cash items (including receivables), and certain United States government securities. The balance of a REIT Candidate's assets may be invested without restriction, except that holdings of securities may not exceed 25% of the value of the REIT Candidate's total assets. Moreover, the securities of any one non-governmental issuer must not exceed 5 percent of the value of such REIT Candidate's assets or 10 percent of the outstanding voting securities of that issuer. The securities of another REIT will not be treated as a security of a non-governmental issuer for purposes of the 5 percent and 10 percent asset test.

   Since the gross income of the Company will be derived principally from interest and gains with respect to GNMA Certificates, and since their assets will consist principally of GNMA Certificates and certain United States government securities, the Company should satisfy the gross income and asset tests during each taxable year or relevant portion thereof. If the Company should inadvertently fail to meet the 75 percent or 95 percent income tests, loss of real estate investment trust status could be avoided by paying a tax equal to 100 percent of any excess non-qualifying taxable income. There is no comparable safeguard that could protect against the failure of the Company to meet the 30 percent test.

   THE DISTRIBUTION TEST. The distribution test requires that a REIT distribute to its shareholders in each taxable year an amount equal to at least 95 percent of its REIT Taxable Income (computed before the dividends paid deduction and excluding any net capital gain), subject to various adjustments for income from certain foreclosure property, net losses from inventory type sales and certain penalty taxes. Generally, such distribution must be made in the taxable year, or in the following year if declared before the REIT timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. The undistributed amount remains subject to tax at the tax rate then otherwise applicable. If a REIT Candidate fails to meet the 95 percent distribution requirement as a result of an adjustment to its tax returns by the Internal Revenue Service (the "Service) a REIT Candidate may retroactively cure the failure by paying a deficiency dividend (plus a penalty and interest).

   Due to the nature of the income of the Company from its assets and deductions in respect of its obligations, under certain circumstances the Company may generate REIT Taxable Income in excess of cash flow. For example, the maturity and interest rates of the investments of the Company are not likely to match the exact terms of the maturity and interest rates of the debt securities secured by such assets. Similarly, the Company may recognize taxable market discount income realized upon the sale, retirement or other disposition of GNMA Certificates purchased at a discount from the stated redemption price at maturity; whereas the proceeds from such disposition may be used to make nondeductible principal payments on debt securities secured by such assets. Also, if the Company's method of computing original issue discount (as discussed below) delayed its deductions, this could also result in REIT Taxable Income in excess of cash flow. The Company intends to monitor closely the interrelationship between REIT Taxable Income and cash flow. It is possible, although unlikely, that the Company may decide to terminate its REIT status as a result of any such cash shortfall.

   THE OWNERSHIP TEST. The share ownership test requires that the REIT Candidate's outstanding shares be held by a minimum of 100 persons for at least, approximately, 92 percent of the days in each taxable year and that no more than 50 percent in value of the shares be owned, actually or constructively, by five or fewer individuals at all times during the second half of each taxable year. For this purpose a pension fund and certain other types of tax-exempt entities are included within the meaning of the term "individual." To evidence compliance with these requirements, a REIT Candidate is required to maintain records that disclose the beneficial ownership of its outstanding shares. In fulfilling its obligation to maintain records, a REIT Candidate must demand written statements each year from the record holders of designated percentages of its shares, which would, inter alia, disclose the actual owners of such shares.
       ----- ----

Deduction of Bond Original Issue Discount
- -----------------------------------------
   The Company's Bonds may have "original issue discount" for federal income tax purposes. The aggregate amount of original issue discount on a Bond, if any, will be the excess of its "stated redemption price at maturity" over its original issue price. The original issue price for a Bond of a particular Sequence is the initial offering price at which the Bonds in that Sequence are sold to the public. The Company will deduct this original issue discount over the anticipated life of the Bond in computing its REIT Taxable Income.

   The Company will abide by recently issued Treasury regulations and other available guidance for purposes of computing original issue discount in connection with determining taxable income.

   Original issue discount for federal income tax purposes is computed with respect to bonds, such as the Bonds, which are subject to acceleration due to prepayments on other debt obligations securing such Bonds, by taking into account the anticipated rate of prepayments assumed in pricing the Bonds (the "Prepayment Assumption"). The amount of original issue discount to be deducted by the Company for an accrual period (generally the period between interest payments or compounding dates) is the excess of the sum of
(a) the present value (discounted at the original yield to maturity of the Bond determined with reference to the Prepayment Assumption) of all payments remaining to be made on the Bond as of the close of such period and (b) the principal payments (or any payments made with respect to a bond that does not have qualified periodic interest payments) made during the accrual period, over the "adjusted issue price" of the Bond at the beginning of the accrual period. The adjusted issue price of a Bond is the sum of such Bond issue price plus prior accruals of original issue discount less total prior payments of principal (or any payments made with respect to a bond that does not have qualified periodic interest payments). For purposes of the present value calculation above, the payments remaining to be made as of the end of the accrual period are determined (i) with regard to all events that have occurred before the close of such accrual period and (ii) assuming that the remaining payments will be made in accordance with the original Prepayment Assumption.

Failure to Qualify as a REIT
- ----------------------------
   If a REIT Candidate fails to qualify for taxation as a REIT in any taxable year, it will be subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates without any deduction for distributions to shareholders. Unless entitled to relief under specific Code provisions, a REIT Candidate will also be disqualified from treatment as a REIT for the following four taxable years. Failure to qualify for even one year could result in a REIT Candidate incurring substantial indebtedness in order to pay any resulting taxes, thus reducing the amount of cash available for distribution to shareholders.

ITEM 2: Properties
        ----------
        On January 1, 1993 the Company entered into a month to month lease for offices at Meadow Wood Crown Plaza, 1575 Delucchi Lane, Suite 115-20, Reno, Nevada 89502.

        On November 12, 1993 the Company entered into a two year lease for offices at 433 California Street, San Francisco, California
        94104.

ITEM 3: Legal Proceedings
        -----------------
        None.

ITEM 4: Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        On August 6, 1993 Robert E. Greeley and Shaun E. Greeley were elected to serve as directors of the Company until the next annual meeting or until their successors are elected.

                                  PART II

ITEM 5: Market for the Registrant's Common Stock and
        --------------------------------------------
        Related Stockholder Matters
        ---------------------------

        All of the 1,000 outstanding common shares of the Company are owned by INVG Mortgage. Therefore, there is no market for the common stock of the Company.

        Dividends declared on the common stock of the Company amounted to $100,000, $550,000 and $1,165,000 in the years ended December 31, 1993,
1992 and 1991, respectively.

ITEM 6: Selected Financial Data
        -----------------------
        The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing in sections of this Annual Report. The data as of December 31, 1993, 1992 and 1991 and for the years ended December 31, 1993, 1992 and 1991 have been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

                          SELECTED FINANCIAL DATA

                                                        Year Ended December 31
                               ------------------------------------------------------------------------
                                   1993           1992           1991           1990           1989
                                   ----           ----           ----           ----           ----

Interest Income                  $7,170,936     $9,335,189    $11,031,641     $12,471,656    $13,830,749

Interest Expense                  7,677,455      8,515,837     10,131,470      11,915,724     14,070,919

Net Income (Loss)                   (704,698)      694,035        687,853         279,178      (370,242)

                                                              December 31
                               ------------------------------------------------------------------------
Balance Sheet Data                 1993           1992           1991           1990           1989
                                   ----           ----           ----           ----           ----

Total Assets                    $68,101,649    $96,544,347   $117,846,796   $131,966,815   $145,933,078

Total Liabilities                62,499,926     90,136,926    111,582,410    132,175,285    146,420,726

Series A Bonds
  Principal Amount              $60,525,251    $92,283,108   $113,547,122   $127,348,535   $139,943,680
  Less, Unamortized Discount    (1,724,298)    (2,146,182)    (2,235,810)    (2,283,971)    (2,322,657)
                                -----------    -----------    -----------    -----------    -----------
                                $58,800,953    $90,136,926   $111,311,312   $125,064,564   $137,621,023
                                ===========    ===========    ===========    ===========    ===========

Total Stockholders' Equity       $5,601,723     $6,407,421     $6,264,386     ($208,470)     ($487,648)
                                 ==========     ==========     ==========     ==========     ==========

ITEM 7: Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

The net loss for the year ended December 31, 1993 amounted to $704,698 as compared to net income of $694,035 for the year ended December 31, 1992 and net income of $687,853 for the year ended December 31, 1991. The variance from year to year is almost entirely attributable to the change in net interest income (loss). The elements of net interest income (loss) are:

                                                      Years Ended December 31,
                                                 1993           1992           1991
                                             ------------------------------------------

Income from GNMA Certificates                  $7,321,836     $9,809,700     $11,494,145
Interest on Bonds                               6,945,074      8,254,089       9,940,080
                                             ------------------------------------------
   Net Interest Margin                            376,762      1,555,611       1,554,065
Amortization of Discount/Premium                 (389,789)      (558,684)      (564,334)
Amortization of Bond Discount and
   Bond Issuance Costs                           (661,996)      (261,748)      (191,390)
Income from Mortgage Derivative Investments       104,039              0               0
Other Interest Income                              54,796         69,429         101,830
Interest on Short-term Debt                       (70,385)             0              0
Interest from Affiliates                           80,054         14,744               0
                                             ------------------------------------------

Net Interest Income (Loss)                     $ (506,519)    $  819,352     $  900,171
                                             ==========================================

     Net interest margin declined significantly in 1993 because of the retirement of the Class A-1 floating rate bonds leaving only the fixed rate bonds which bear a higher interest rate. Because of the retirement of these bonds, 1993 amortization of bond discount and bond issuance costs is significantly higher in 1993 than in prior years.

     Deferred Issuance Costs, premiums and discounts relating to mortgage certificates and GNMA Bonds are amortized to income using the interest method over the stated maturity of the mortgage certificates or bonds.

     Expenses of the Company were $201,429, $125,317 and $212,318 in the years ended December 31, 1993, 1992 and 1991, respectively.


                      LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities of the Company totaled $562,286 for the year ended December 31, 1993; $1,697,813 for the year ended December 31, 1992; and $1,504,653 for the year ended December 31, 1991. The Company's cash and cash equivalents decreased $66,287 in 1993 and $569,808 in 1992, but increased by $394,436 in 1991. In 1993, the Company made investments in mortgage derivative investments, net of principal reductions, of $3,141,216 and made other investments totaling $2,051,244. These investments were largely financed by a $2,408,598 increase in the amount payable to affiliated companies and by $2,400,000 in short-term borrowings.

   The Company had total assets of $68.1 million and $96.5 million at December 31, 1993 and 1992, respectively. Of these amounts, $61.2 million and $93.3 million, respectively, were invested in GNMA Certificates which collateralize the bonds.

   The Company was initially capitalized on May 12, 1986 by the issuance and sale of 1,000 shares of its common stock to its parent, INVG Mortgage Securities Corp., for $1,000. On May 23, 1986, the Company sold 200 shares of Series Z Preferred Stock for $10,000.

   On April 30, 1991, the Board of Directors of INVG Mortgage Securities Corp. voted to contribute the outstanding balance of the non-interest bearing receivable from the Company to the Company as additional paid-in capital.

   The Company had no capital expenditures during the three years ended December 31, 1993.

ITEM 8: Financial Statements and Supplementary Data
        -------------------------------------------

                       INDEX TO FINANCIAL STATEMENTS
                        AND SUPPLEMENTAL SCHEDULES

                                                                    Page
                                                                    ----

Report of Independent Auditors, Deloitte & Touche                    15

Balance Sheets at December 31, 1993 and December 31, 1992            16

Statements of Income (Loss) for the years ended
     December 31, 1993, 1992 and 1991                                17

Statements of Changes in Stockholders' Equity for the years
     ended December 31, 1993, 1992 and 1991                          18

Statements of Cash Flows for the years ended
     December 31, 1993, 1992 and 1991                                19

Notes to Financial Statements                                       20-25

Supplemental Schedules IV and IX                                     26

                      REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholder of INVG Government Securities
Corp.

We have audited the accompanying balance sheets of INVG Government Securities Corp. as of December 31, 1993 and 1992, and the related statements of income (loss), changes in stockholders' equity, and cash flows for the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for its investments to adopt the provisions of Statement of Financial
Accounting Standards No. 115.



New York, New York
April 13, 1994

                     INVG GOVERNMENT SECURITIES CORP.

                              BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                   December 31,
                                                     December 31,   December 31,       1993
                                                         1993           1992       (Pro Forma)
                                                     ------------   ------------   ------------
                                                                                   (See Note 5)
ASSETS
  Cash and Cash Equivalents                               $69,870       $136,157     $5,605,967
  Investment in Government National Mortgage
    Association Certificates, at amortized cost        61,239,633     93,345,738              0
  Investment in Mortgage Derivative Investments         3,245,255              0      3,245,255
  Accrued Interest Receivable                             526,097        836,769              0
  Investment in INVG Mortgage Securities Corp.             55,568              0         55,568
  Deferred Issuance Costs                                 445,800        685,911              0
  Organization Costs                                       46,602              0         46,602
  Other Investments                                     2,051,244              0      2,051,244
  Due from INVG Mortgage Securities Corp.                 421,580        331,306        421,580
  Due from Investors GNMA Mortgage-Backed
    Securities Trust                                            0      1,208,466              0
                                                      -----------    -----------    -----------

    Total Assets                                      $68,101,649    $96,544,347    $11,426,216
                                                      ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Collateralized Mortgage Obligations, net            $58,800,953    $90,136,926              $
                                                                                              0
  Short-term Debt                                       2,400,000              0      2,400,000
  Due to Investors GNMA Mortgage-Backed
    Securities Corp.                                    1,290,406              0      1,290,406
  Accrued Expenses and Other Liabilities                    8,567              0          8,567
                                                      -----------    -----------    -----------

    Total Liabilities                                  62,499,926     90,136,926       3,698,973
                                                      -----------    -----------    -----------

Stockholders' Equity
  Series Z Preferred Stock, at Liquidation Value,
    1,000 Shares Authorized; 200 Shares
    Issued and Outstanding                                 10,000         10,000         10,000
  Common Stock, $.001 Par Value;
    100,000 Shares Authorized;
    1,000 Shares Issued and Outstanding                         1              1              1
  Additional Paid-in Capital                            6,953,002      6,953,002      6,953,002
  Deficit                                              (1,361,280)      (555,582)       764,240
                                                      -----------    -----------    -----------

    Total Stockholders' Equity                          5,601,723      6,407,421      7,727,243
                                                      -----------    -----------    -----------

    Total Liabilities and Stockholders' Equity        $68,101,649    $96,544,347    $11,426,216
                                                      ===========    ===========    ===========

See Accompanying Notes to Financial Statements.

                     INVG GOVERNMENT SECURITIES CORP.

                        STATEMENTS OF INCOME (LOSS)

                                                 Years Ended December 31,
                                            1993           1992           1991
                                        -------------------------------------------
Interest Income
  Mortgage Certificates, net              $7,066,897     $9,335,189     $11,031,641
  Mortgage Derivative Investments            104,039              0               0
                                          ----------     ----------     -----------
    Total Interest Income                  7,170,936      9,335,189      11,031,641

Interest Expense                           7,677,455      8,515,837      10,131,470
                                          ----------     ----------     -----------

  Net Interest Income (Expense)             (506,519)       819,352        900,171
Dividend Income                                3,250              0               0
                                          ----------     ----------     -----------

    Total Income                            (503,269)       819,352        900,171
                                          ----------     ----------     -----------

Expenses
  Professional Fees                           60,451         33,924          96,646
  Trustee Fees                                24,022         14,978          28,105
  Management Fee and
    Officers' Compensation                    78,000         57,671          62,026
  Directors' Fees                             14,500         10,500           5,500
  State and Local Taxes                          799          2,808               0
  General and Administrative                  23,657          5,436          20,041
                                          ----------     ----------     -----------

    Total Expenses                           201,429        125,317         212,318
                                          ----------     ----------     -----------

Net Income (Loss)                          ($704,698)      $694,035       $687,853
                                          ==========     ==========     ===========

See Accompanying Notes to Financial Statements.

                     INVG GOVERNMENT SECURITIES CORP.
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Series Z                     Additional      Retained
                                     Preferred       Common         Paid-In       Earnings
                                       Stock          Stock         Capital       (Deficit)        Total
                                   -------------------------------------------------------------------------
Balance, January 1, 1991                $10,000             $1      $      999    $ (219,470)   $  (208,470)
Capital Contribution                         --             --       6,952,003             --      6,952,003
Net Income                                   --              --            --         687,853        687,853
Dividends on Preferred Stock                 --             --              --        (2,000)        (2,000)
Dividends on Common Stock                    --             --              --    (1,165,000)    (1,165,000)
                                   -------------------------------------------------------------------------

Balance, December 31, 1991               10,000              1       6,953,002      (698,617)     6,264,386
Net Income                                   --             --              --        694,035        694,035
Dividends on Preferred Stock                 --             --              --        (1,000)        (1,000)
Dividends on Common Stock                    --             --              --      (550,000)      (550,000)
                                   -------------------------------------------------------------------------

Balance, December 31, 1992               10,000              1       6,953,002      (555,582)     6,407,421
Net Loss                                     --             --              --      (704,698)      (704,698)
Dividends on Preferred Stock                                                          (1,000)        (1,000)
Dividends on Common Stock                    --             --              --      (100,000)      (100,000)
                                   -------------------------------------------------------------------------

Balance, December 31, 1993              $10,000             $1      $6,953,002   ($1,361,280)    $5,601,723
                                   =========================================================================

See Accompanying Notes to Financial Statements.

                     INVG GOVERNMENT SECURITIES CORP.
                         STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                           1993           1992           1991
                                                       -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                         ($704,698)      $694,035       $687,853
                                                       -------------------------------------------
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities:
    Amortization of Deferred Bond Issuance Costs            240,111        172,120         143,229
    Amortization of Bond Discount                           421,884         89,628          48,161
    Amortization of Premium and Discount on
      Government National Mortgage Certificates, Net        389,789        558,684         564,334
    Earnings of Mortgage Derivative Intestments            (104,039)             0              0
    Decrease in Accrued Interest Receivable                 310,672        221,712          73,309
    Increase (Decrease) in Accrued Expenses                   8,567        (38,366)       (12,233)
                                                       -------------------------------------------
      Total Adjustments                                   1,266,984      1,003,778         816,800
                                                       -------------------------------------------

      Net Cash Provided by Operating Activities             562,286      1,697,813       1,504,653
                                                       -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of Government
  National Mortgage Association Certificates             31,716,316     21,228,289      13,825,191
Investment in Mortgage Derivative Investments            (4,315,395)             0              0
Cash Receipts from Mortgage Derivative Investments        1,174,179              0               0
Purchase of Other Investments                            (2,051,244)             0              0
Organization Costs                                          (46,602)             0              0
Investment in INVG Mortgage Securities Corp.                (55,568)             0              0
                                                       -------------------------------------------

      Net Cash From Investing Activities                 26,421,686     21,228,289      13,825,191
                                                       -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of
  Collateralized Mortgage Obligations                   (31,757,857)   (21,264,014)   (13,801,413)
Increase in Due from INVG
  Mortgage Securities Corp.                                 (90,274)      (239,698)      (199,727)
Decrease (Increase) in Due from Investors
  GNMA Mortgage-Backed Securities Trust, Inc.             2,498,872     (1,441,198)       232,732
Increase in Short-term Debt                               2,400,000              0               0
Dividends Paid                                             (101,000)      (551,000)    (1,167,000)
                                                       -------------------------------------------

      Net Cash Used in Financing Activities             (27,050,259)   (23,495,910)   (14,935,408)
                                                       -------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents        (66,287)      (569,808)       394,436
Cash and Cash Equivalents at Beginning of Year              136,157        705,965         311,529
                                                       -------------------------------------------

Cash and Cash Equivalents at End of Year                    $69,870       $136,157        $705,965
                                                       ===========================================

See Accompanying Notes to Financial Statements.

                     INVG GOVERNMENT SECURITIES CORP.

                       NOTES TO FINANCIAL STATEMENTS

Note 1. -   Organization

   INVG Government Securities Corp. (the "Company") was incorporated on May 5, 1986 in the State of Delaware as a subsidiary of INVG Mortgage
Securities Corp. ("INVG Mortgage"). The Company was formed to engage in the acquisition of certain mortgage securities and the issuance of Collateralized Mortgage Obligations collateralized by such mortgage securities.

   The Company has historically generated revenues primarily from Collateralized Mortgage Obligation ("CMO") investments whereby the company was engaged in the business of acquiring modified mortgage-backed pass through certificates ("GNMA Certificates") and then issuing and selling bonds (Bonds) backed by the GNMA Certificates. These investments in CMO issuances give the Company the right to the excess cashflows and earnings on the GNMA Certificates over the expenses required on the the Bonds ("CMO Issuance Investments"). The Company has also invested in other similar mortgage related investments wherein the Company has the right to receive the cashflows of a CMO bond offering after debt service payments are made, such as CMO Mortgage Derivative Investments and REMIC Mortgage Derivative Investments, ("Mortgage Derivative Investments").

   The Company's investment policies and other policies are determined by its Board of directors in accordance with the articles and bylaws of the Company. The objective of the company is to maximize earnings and cashflow for distribution to the shareholder through mortgage related investments.

   The Company, in its early years, invested in CMO Related Investments through issuance of its own Bonds. Over the last year, the Company has been reinvesting its cashflows from these CMO Related Investments in Mortgage Derivative Investments which are similar in earnings and cashflow nature to its original CMO Related Investments.

   At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code (or in the regulations promulgated thereunder), the Company determines that it is no longer in the best interest of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company.

   On December 30, 1986, the Company sold $200,369,000 principal amount of the Collateral Mortgage Obligations, Series A (the "Bonds"). The net proceeds of the offering were used to partially finance the purchase of Government National Mortgage Association Certificates ("GNMA Certificates") to collateralize the Bonds. INVG Mortgage funded the balance of the purchase of GNMA Certificates through a non-interest bearing loan to the Company.

Note 2. - Summary of Significant Accounting Policies

   Accounting Change - On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities. In accordance with this new Standard, the Company classified its investments as either available-for-sale or held-to-maturity. The Company has elected to classify its investments in CMO Residuals and REMIC Residuals as available-for-sale while it has elected to classify its investments in GNMA Certificates as held-to-maturity investments. SFAS 115 requires that held-to-maturity investments be accounted for at amortized cost. However, if the fair value, as defined, of the investment declines below the amortized cost basis and the decline is considered to be "other than temporary", the cost basis of the individual asset must be written down to its fair value as the new cost basis.

   Held-to Maturity. The investment in GNMA Certificates is classified as a held-to-maturity investment. In connection with the fourth quarter adoption of SFAS 115 and consistent with the consensus reached by the Emerging Issues Task Force on Issue No. 93-18, the Company measures other than temporary impairment by comparing the net cash flows from the GNMA Certificates (net of GNMA Bonds principal and interest payments and related trustee expenses) discounted at a risk free rate to the net carrying value of the GNMA Certificates (i.e. net of GNMA Bond liabilities). If such discounted cash flows are less than the net carrying value, the Company records a reserve to reduce the net carrying value to fair value. For purposes of determining fair value, the Company discounts the net cash flows as discussed above using an estimated risk adjusted rate of return. The effect of adopting this change in accounting was not material.

   Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholder's equity until realized. Available-for-sale investments are also subject to write down whenever the fair value is less than the future projected cash flows discounted at a risk-free rate. None of the Company's available-for-sale investments were subject to write down as of December 31, 1993.

   Mortgage Certificates and Collateralized Mortgage Obligation Bonds ("CMOs") - Mortgage certificates and CMO bonds are carried at their outstanding principal balance plus or minus any premium or discount, respectively. Management has the intention and the ability to hold the Mortgage Certificates and CMO Bonds to term.

   Amortization of Deferred Issuance Costs, Premiums and Discounts - Deferred issuance costs, premiums and discounts relating to mortgage certificates and CMOs are amortized to income using the interest method over the stated maturity of the mortgage certificates or CMOs. Prepayments are not anticipated. When prepayments occur, a proportionate amount of the related costs, premiums and discounts are recognized in income so that the effective interest rate on the remaining balance continues unchanged.

   Mortgage Derivative Investments - Mortgage Derivative Investments are accounted for under the Prospective method. Under this method, assets are carried at cost and income is amortized over their estimated lives based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows using current interest rates and mortgage prepayment speeds. This new yield is then used to calculate the subsequent quarter's income.

   Under certain extended high interest rate periods, or in the event of extremely high prepayment rates on the collateral, the return on the Company's investment in a mortgage derivative investment could be zero or negative. In the event that the projected return on an investment in a mortgage derivative investment falls below a risk free rate, the Company would be required to write down the investment to its fair value.

   Income Taxes - The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute annually at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying financial statements as the Company will not be subject to income taxes. Over the life of a mortgage derivative investment, total taxable income will equal total financial statement income. However, the timing of income recognition may differ between the two from year to year.

   Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

   Reclassifications - Certain reclassifications have been made to the December 31, 1991 financial statements to conform such financial statements to the December 31, 1992 financial statements. Such reclassifications do not effect net income as reported.

Note 3. - Investment in GNMA Certificates

   Information as of December 31, 1993 and 1992 with respect to the GNMA Certificates, all of which collateralize the Bonds, is as follows:

Certificates                                     1993             1992
- -----------------------------------------------------------------
Interest Rates                              9%, 11.5%        9%, 11.5%
Stated Maturity                                  2017             2017
Principal Amount                          $60,442,679      $92,158,594
Fair Value                                $65,709,245      $99,814,369
Cost Plus Net Unamortized
     Discount/Premium                     $61,239,633      $93,345,738

On January 24, 1994 the GNMA Certificates securing the Bonds were sold as part of an optional redemption of the Series A Bonds. See Note 5.

Note 4. - Bonds

Information as of December 31, 1993 and 1992 with respect to the Bonds which are collateralized by the GNMA Certificates is as follows:

Bonds                                       1993             1992
- -----------------------------------------------------------------
Interest Rates                              9.0%   3.5625% - 9.0%
Stated Maturity                             2017             2017
Principal Amount *                   $60,525,251      $92,283,108
Unamortized Discount                   1,724,298        2,146,182
                                     -----------      -----------
      Net                            $58,800,953      $90,136,926
                                     ===========      ===========
Estimated Fair Value                 $60,525,251      $95,697,394

* after giving effect to the January 1 payment

The Bonds are redeemable at the option of the Company in whole, but not in part, on any payment date on or after the earlier of July 1, 1996 or the payment date on which the Class A-2 Bonds are paid in full. Interest paid during the years ending December 31, 1993, 1992 and 1991 amounted to $6,945,074, $8,254,089 and $9,958,080; respectively.

Note 5. - Subsequent Redemption of Series A Bonds

   On January 5, 1994 the Board of Directors of the Company authorized an optional redemption of the Series A Bonds on February 1, 1994 pursuant to the call provisions of the Series A Bonds. On January 24, 1994, the GNMA Certificates securing the Series A Bonds were sold. The Company realized a gain of $4,500,000 from the sale of the GNMA Certificates. On February 1, 1994, the Series A Bonds were redeemed at par. After accounting for expenses, including amortization of discounts and premiums, the Company incurred an extraordinary loss of $2,236,000 from the redemption of the Series A Bonds. The net cash the Company received from this series of transactions was $5,010,000.

   The pro forma effect of this redemption has been presented with the accompanying historical balance sheets as if the redemption had taken place on December 31, 1993.

Note 6. - Purchase of Mortgage Derivative and Other Investments

   During the year ended December 31, 1993, the Company purchased Mortgage Derivative Investments as shown in the schedule below:

                                                                                          CARRYING
                                                                                             VALUE
                                 PURCHASE           %                      PURCHASE       DECEMBER
RESIDUAL SERIES                      DATE   OWNERSHIP     COLLATERAL          PRICE       31, 1993
- --------------------------------------------------------------------------------------------------
Merrill Lynch Trust 8-R     July 19, 1993     68.850%    FHLMC 9.50%     $3,600,000     $2,518,591
CMOT Series 5-R             Dec. 10, 1993     49.000%     FNMA 9.50%        560,682        568,600
CMOT Series 6-R             Dec. 10, 1993     49.000%    FHLMC 9.50%        154,713        158,064
                                                                         ----------     ----------
    Total                                                                $4,315,395     $3,245,255
                                                                         ==========     ==========

   In accordance with FASB-107, the Company shall disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company has disclosed in Notes 3 and 4 the fair value of the GNMA Certificates and Bonds based on market prices for comparable instruments as of December 31, 1993. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the certificates either mature or are called in accordance with the underlying bond indenture.

   The Company computes the estimated fair value of its mortgage derivative investments, including CMO Residuals and REMIC Residuals, by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term. The Company has used available market information as of December 31, 1993 and has concluded that the fair value of the mortgage derivative investments at December 31, 1993 was approximately equal to the carrying value of $3,245,000 as of December 31, 1993. The Company estimated the prospective yield on these investments for the first quarter of 1994 to be approximately 27.0%.

   During the year ended December 31, 1993, the Company purchased other investments as shown in the schedule below:

                                                                            BOOK VALUE
                                                PURCHASE       PURCHASE   DECEMBER 31,
DESCRIPTION                                         DATE          PRICE           1993
- --------------------------------------------------------------------------------------
50,000 GNMA 7% Certificates                July 19, 1993         51,445         51,244
Interest in Pine Street Associates, L.P.   Dec. 30, 1993      2,000,000      2,000,000
                                                             ----------     ----------
                                                             $2,051,445     $2,051,244
                                                             ==========     ==========

Pine Street Associates is a limited partnership whose investment objective is to achieve long-term capital appreciation with a diversification of risk. The Company was admitted as a partner in Pine Street Associates, L.P. effective January 1, 1994.

Note 7. - Short-Term Debt

   At December 31, 1993 the Company owed $2,400,000 under a repurchase agreement. This borrowing had an initial term of one month and is renewed on a month-to-month basis. The interest rate of this borrowing at December 31, 1993 was 3.625%. The debt is collateralized by the Company's investment in Merrill Lynch Trust 8-R.

Note 8. - Series Z Preferred Stock

In May 1986, the Company sold 200 shares of its Series Z Preferred Stock for $10,000. The Series Z Preferred stockholders are entitled to receive dividends, when, as and if declared by the Board of Directors payable annually on the first business day in May of each year commencing May l, 1987. The annual amount per share of the dividend is $5.00. Dividends are cumulative and will accrue as of the date on which such dividends are payable without regard to whether such dividends have been earned or declared. No dividends will be paid or set apart for the common stock so long as dividends on the Series Z Preferred Stock are payable and unpaid. Preferred stock dividends of $1,000, or $5.00 per share, were declared and paid in both 1993 and 1992.

The Series Z Preferred Stock may be redeemed, in whole or in part, at the option of the Company by resolution of the Board of Directors, at any time and from time to time at a redemption price of $50.00 per share plus accrued and unpaid dividends.

Note 9. - Dividends on Common Stock

During 1992, the Company paid dividends on its common stock totaling $550,000. Of this amount $539,047 is ordinary taxable income and the remaining $10,953 is a nontaxable return of capital.

During 1993, the Company paid dividends on its common stock totaling $100,000. All of this amount is a nontaxable return of capital.

Note 10. - Lease Commitments

   On November 12, 1993 the Company entered into a two year lease for offices at 433 California Street, San Francisco, California 94104. Required monthly lease payments are $1,377. The rental obligation for 1994 totals $16,526 and for 1995 totals $15,149.

Note 11. - Subsequent Events

   Subsequent to December 31, 1993, the Company purchased the following:

                                                          PURCHASE
      DATE                     DESCRIPTION                  PRICE
- --------------------------------------------------------------------
Jan 3, 1994      Bennett/Lawrence Partners, L.P.         $500,000
Jan. 27, 1994    Argentina Growth Fund Limited           250,000

These purchases were made with additional borrowing from Investors GNMA.

Note 12. - Management

   The Company is managed by the Board of Directors. From February 1990 through December 1991, the day-to-day activities of the Company were managed by Fulcrum, subject to the supervision of the Board of Directors. Under the terms of their agreement, Fulcrum received a monthly management fee of $15,000 which cost is shared by INVG Mortgage and Investors GNMA Mortgage-Backed Securities Trust, Inc., an affiliate of the Company. Effective in January 1992, the day-to-day administrative affairs of the Company are managed, subject to the supervision of the Board of Directors, under an Administration Agreement with TIS Asset Management, Inc. This agreement provided for a monthly fee of $16,000 for administrative services which fee is divided among the affiliated Companies.

During 1992, the Company paid to the President, who is also a Director of the Company, an Officer's consulting fee in lieu of a Directors fee.
   At the Annual Meeting of Shareholders of the Company's parent, INVG Mortgage Securities Corp., held on October 26, 1993, a consulting agreement with Page Mill Asset Management was ratified. Under this agreement, which is effective January 1, 1993, the Company and its affiliates will pay Page Mill a monthly fee of $10,000 plus an incentive management fee. The incentive management fee, determined with respect to the Companies' performance each fiscal year is equal to 25% of the dollar amount, if any, by which the parent company's consolidated taxable income for such fiscal year, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for such fiscal year. Under this agreement, the Company has recorded expense in the year ended December 31, 1993 of $30,000. None of the incentive management fee has been allocated to the Company as it had a taxable loss for 1993. Page Mill Asset Management is 100% owned by Robert E. Greeley, Chairman of the Board and President of the Company.

Note 13. - Tax Status

   During the year ended December 31, 1991 the Company utilized the remaining $128,000 of its net operating loss carryforward. As of December 31, 1992 the Company has no net operating loss carryforwards. In 1993 the Company incurred a taxable loss of $610,934 which generates a net operating loss carryforward expiring in 2008.

   The Company's policy is to comply with the requirements of the Internal Revenue Code that are applicable to real estate investment trusts and to distribute sufficient taxable income to qualify as a REIT. Accordingly, no provision for federal income taxes is required in the Company's financial statements to the extent that sufficient distributions of taxable income have been made to the shareholders for reporting in their respective tax returns. In accordance with Statement of Financial Accounting Standards 109 disclosure requirements, the following differences existed at December 31, 1993 between the tax bases and the reported financial statement amounts of the Company's assets and liabilities (unaudited):

                       REPORTED              TAX
                        AMOUNTS          AMOUNTS       DIFFERENCE
- -----------------------------------------------------------------
Assets              $68,101,649      $67,266,309         $835,340

Liabilities          62,499,926       61,643,695          856,231

Note 14. - Related Party Transactions

   On April 30, 1991, the Board of Directors of INVG Mortgage voted to contribute the outstanding balance of the non-interest bearing payable in the amount of $6,952,003 to the Company.

   At December 31, 1992 the Company had an interest bearing receivable from its affiliate Investors GNMA Mortgage-Backed Securities Trust, Inc. in the amount of $1,208,466 and an interest bearing receivable from its parent, INVG Mortgage Securities Corp., in the amount of $331,306. Both receivables accrue interest at a 6% rate. Of the Company's interest income, $14,744 is from related parties.

   At December 31, 1993 the Company owed Investors GNMA Mortgage-Backed Securities Trust, Inc. $1,290,406 and had a receivable of $421,580 from INVG Mortgage Securities Corp. Both amounts accrue interest income or expense at a 6% rate. Of the Company's interest income, $80,054 is from related parties.

   As described in Note 11, the Company, together with INVG Mortgage and Investors GNMA, has entered into a Consulting Agreement with Page Mill Asset Management, 100% of which is owned by Robert E. Greeley.

                     INVG GOVERNMENT SECURITIES, INC.

                                SCHEDULE IV

                  INDEBTEDNESS OF AND TO RELATED PARTIES

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                        Amounts Due From (To)
                                 INVG Mortgage         Investors GNMA
                              -----------------------------------------
Balance, December 31, 1990           ($7,060,122)            $        0
Additions                              7,151,730                      0
                                      ----------             ----------

Balance, December 31, 1991                91,608                      0
Additions                                239,698              1,208,466
                                      ----------             ----------

Balance, December 31, 1992               331,306              1,208,466
Additions                                 90,274                      0
Deductions                                     0             (2,498,872)
                                      ----------            ------------

Balance, December 31, 1993            $  421,580            ($1,290,406)
                                      ==========             ==========
- ------------------------------------------------------------------------

                     INVG GOVERNMENT SECURITIES, INC.

                                SCHEDULE IX

                           SHORT-TERM BORROWINGS

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                       Maximum        Average       Weighted
                                                       Weighted         Amount         Amount        Average
Category of                                 Balance     Average    Outstanding    Outstanding  Interest Rate
Aggregate Short-term                      at End of    Interest     During the     During the     During the
Borrowings                                   Period        Rate         Period         Period         Period
- ------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993

Repurchase Agreements                   $2,400,000        3.58%     $4,400,000     $1,846,667         3.65%

Years Ended December 31, 1992 and 1991

None                                          $-0-          N/A            N/A            N/A           N/A

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable

                                 PART III

Item 10. - Directors and Executive Officers of the Registrant

   The directors and executive officers named below are the directors and executive officers of the Company as of March 30, 1994:

                              Positions
Directors and                 Held With
Executive Officers            Corporation                        Age
- ------------------            -----------                        ---
Robert E. Greeley             Chairman of the Board               61
                              President, Director
                              and Treasurer.

Shaun E.Greeley               Vice President and Director         35

Russell Berg                  Vice President and Secretary        73

   The term for the directors will expire at the next meeting of shareholders of the Company. Currently there is no date set for such a meeting.

   Since the beginning of the Company's 1990 fiscal year, the Board of Directors has been seeking ways to reduce the Company's operating costs as the assets of the Company continue to attenuate through the normal process of repayments on the mortgages underlying those assets.

   In connection with attuning the Company to its less active nature and smaller size, the Company accepted the resignations of all of its officers and all but one of its directors effective December 31, 1989. The immediate reason for the resignation was the unavailability of directors' and officers' liability insurance at a reasonable cost. The sole remaining director, Robert E. Greeley, appointed new directors to the Board. As part of the program of cost reduction, the Board then amended the Company's by-laws to reduce the number of directors and officers to two each. The newly constituted board elected officers. Mr. Robert E. Greeley, a director since 1986, was elected to the positions of Chairman of the Board and President of the Company, INVG Mortgage and Investors GNMA.

   Mr. Greeley is a general partner of Cypress Cove Fund L.P., an investment partnership. He was Manager, Corporate Investment for Hewlett-Packard Company, a diversified company, from 1979 to May 1991. He is also the investment advisor to the William and Flora Hewlett Foundation. Mr. Greeley is a director of Morgan Grenfell Small Cap Fund and of Bunker Hill Income Securities. He is also a principal in Page Mill Asset Management and Greeley Partners. Mr. Greeley also serves as a director of INVG Mortgage and Investors GNMA.

   Ms. Shaun E. Greeley, daughter of Robert E. Greeley, is currently a director of the Company. From April 1993 to February 1994 she was a financial consultant to Merrill Lynch & Co. From 1988 to 1991, she was a Vice President of Chase Securities, Inc., a subsidiary of Chase Manhattan Bank. From 1984 through 1988 she held various transactional and marketing positions at Citicorp Inc.

   Mr. Berg has been a Managing Director of Viewpoints International, a management consulting organization since May 1986. Prior to that time he was Director of Marketing Communications for the Hewlett-Packard Company, from which Mr. Berg retired in May 1986. Mr. Berg is a Trustee of the Sensory Aids Foundation of Palo Alto. Mr. Berg is also a director of INVG Mortgage Securities Corp. and Investors GNMA.

   During 1993, the Board of Directors met seven times and each director attended all of the meetings of the Board. The Board of Directors does not have a standing audit, nominating or compensation committee.
Item 11. - Executive Compensation

   No directors, officers or employees of the Administrator (as defined herein) or its affiliated companies are directors or executive officers of the Company.

   For 1993, each director of the Company, other than those who are executive officers or employees of the Company, was entitled to receive a fee of $500 for each Board of Directors or committee meeting attended by that director (together with all actual out-of-pocket expenses incurred in connection with attendance at such meetings), plus additional compensation at an annual rate of $8,000. Robert E. Greeley, as president, received no compensation. During 1993 all directors and officers as a group consisting of 3 persons received from the Company aggregate remuneration in the amount of $14,500. Robert E. Greeley received aggregate compensation attributable to the Company of $15,000 in each of the years 1992 and 1991.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

   The executive officers and directors of the Company do not own any shares of common stock of the Company. All of the outstanding shares of common stock of the Company are owned by INVG Mortgage. The Company has approximately 150 beneficial holders of an aggregate of 200 shares of Series Z Preferred Stock.

   On March 17, 1993, the Company acquired 6,500 shares of the common stock of INVG Mortgage, thereby reducing the number of outstanding shares of the common stock of INVG Mortgage to 675,775. In November and December 1993, the Company acquired an additional 1,200 and 1,000 shares, respectively, reducing the number of outstanding shares of common stock of INVG Mortgage to 673,575.

Item 13. - Certain Relationships and Related Transactions

   On April 30, 1991, the Board of Directors of INVG Mortgage voted to contribute the outstanding balance of the non-interest bearing payable in the amount of $6,952,003 to the Company.

   At December 31, 1992 the Company had an interest bearing receivable from its affiliate Investors GNMA Mortgage-Backed Securities Trust, Inc. in the amount of $1,208,466 and an interest bearing receivable from its parent, INVG Mortgage Securities Corp., in the amount of $331,306. Both receivables accrue interest at a 6% rate. Of the Company's interest income, $14,744 is from related parties.

   At December 31, 1993 the Company owed Investors GNMA Mortgage-Backed Securities Trust, Inc. $1,290,406 and had a receivable of $421,580 from INVG Mortgage Securities Corp. Both amounts accrue interest income or expense at a 6% rate. Of the Company's interest income, $80,054 is from related parties.

   As described in Note 11, the Company, together with INVG Mortgage and Investors GNMA, has entered into a Consulting Agreement with Page Mill Asset Management, 100% of which is owned by Robert E. Greeley.

                                  PART IV


Item 14. - Exhibits, Financial Statements, Schedules and Reports on Form 8-
K

(a)   Documents filed as part of this report:

   (1)  Financial statements of the Company - as listed in the "Index
   to Financial Statements" included   in Part II, Item 8 of this Form
   10-K.

   (2)  Financial statement schedules

      Schedule IV - Indebtedness of and to Related Parties
      Schedule IX - Short-term Borrowings

           All financial statement schedules not included have been omitted because they are inapplicable or the information is provided in the Financial Statements, including the notes thereto, included in Part II, Item
     8, of this Form 10-K.


(b)   Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1993.

(c)  Exhibits

   The following exhibits (unless incorporated by reference to another report) are included in a separate volume filed with this report and are identified by the numbers indicated.

Exhibit
   No.     Description
- ---------  -----------

3.1 Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1987)

3.2        By-Laws of the Company (Incorporated by reference from Exhibit
           3.2 to the Company's Form S-11, No. 33-5579)

4.1 Indenture dated as of December 1, 1986 between the Company and Texas Commerce Bank National Association (Incorporated by reference from Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended December 31, 1986)

4.2 Series A Supplement to Indenture dated as of December 30, 1986 between the Company and Texas Commerce Bank National
           Association (Incorporated by reference from Exhibit 4.2 to the Company's Form 10-K for the fiscal year ended December 31,
           1986)

10.1 Management Agreement dated as of May 12, 1986 among the Company, INVG Mortgage and Investors GNMA (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1987)

10.2 Advisors Agreement dated as of February 14, 1990 among the Company, INVG Mortgage and Investors GNMA (Incorporated by reference from Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1989)

10.3 Administration Agreement dated as of December 1, 1991 among the Company, INVG Mortgage and Investors GNMA and TIS Asset Management, Inc. (Incorporated by reference from Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1991.)

13.1 The Company's Annual Report to Shareholders for 1993 (Furnished for the information of the Commission and not deemed to be filed except for those portions which are expressly incorporated by reference into this Form 10-K)

No other exhibits are filed because they are either not applicable or not required.

                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INVG GOVERNMENT SECURITIES CORP.



                    By:  /s/ Robert E. Greeley
                       ----------------------------
                           Robert E. Greeley
                           Chairman of the Board


Date:  April 14, 1994


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Date         Title
- ---------                          ----         -----


 /s/ Robert E. Greeley        April 14, 1994    Chairman of The Board,
- -----------------------                         President and Treasurer.
Robert E. Greeley                               (Principal Executive and
                                                Financial Officer)



 /s/ Shaun Greeley            April 14, 1994    Director
- -----------------------
Shaun Greeley



 /s/ Russell Berg             April 14, 1994    Secretary
- -----------------------
Russell Berg