Form 10-Q
period 1994-03-31
INVG GOVERNMENT SECURITIES CORP
filed 1994-05-16
CIK 793467

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1994

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                        Commission File No. 33-5579

                     INVG GOVERNMENT SECURITIES CORP.

          (Exact name of Registrant as specified in its Charter)

                  Delaware                           13-3340656
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)           Identification No.)

          Meadow Wood Crown Plaza
      1575 Delucchi Lane, Suite 115-20                 89502
                Reno, Nevada                         (Zip Code)
  (Address of principal executive offices)

     Registrant's telephone number, including area code (702) 828-5405
  ______________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date

           Class of Common Stock           Outstanding at May 13, 1994
           ---------------------           ---------------------------
              $.001 Par Value                      1,000 Shares

All of the Common Stock of the Registrant is owned by INVG Mortgage Securities Corp.

                     INVG GOVERNMENT SECURITIES CORP.

                                   Index

                      Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Statements of Income (Loss)
          Three months ended March 31, 1994 and 1993                 3

     Condensed Balance Sheets
          March 31, 1994 and December 31, 1993                       4

     Condensed Statements of Cash Flows
          Three months ended March 31, 1994 and 1993                 5

     Notes to Condensed Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            10


                        Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                           11

Part I.  Financial Information

Item 1.  Financial Statements

                     INVG GOVERNMENT SECURITIES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31
                                                       ----------------------------
                                                                1994           1993
- -----------------------------------------------------------------------------------
Interest Income
  Mortgage Certificates, net                                $369,478     $2,013,403
  Mortgage Derivative Investments                            321,939              0
                                                       -------------  -------------
     Total Interest Income                                   691,417      2,013,403
Interest Expense                                             591,469      1,966,362
                                                       -------------  -------------
     Net Interest Income (Loss)                               99,948         47,041
Gain on Sale of GNMA Certificates                          4,500,169              0
Other Income                                                   8,880              0
                                                       -------------  -------------
     Total Income                                          4,608,997         47,041
                                                       -------------  -------------

Expenses
  Incentive Management Fee                                   338,120              0
  Professional Fees                                            6,103         24,621
  Trustee Fees                                                     0         12,247
  Management Fees                                             19,500         19,500
  Directors' Fees                                                  0          3,000
  General and Administrative                                  11,281          6,481
                                                       -------------  -------------
     Total Expenses                                          375,004         65,849
                                                       -------------  -------------

Income (Loss) before Extraordinary Item                    4,233,993        (18,808)

Extraordinary Item - Loss from Redemption of Bonds         2,250,778              0
                                                       -------------  -------------

Net Income (Loss)                                         $1,983,215       ($18,808)
                                                       =============  =============

See Notes to Condensed Consolidated Financial Statements.

                     INVG GOVERNMENT SECURITIES CORP.

                         CONDENSED BALANCE SHEETS

                                                         March 31     December 31,
                                                           1994           1993
                                                       -------------  -------------
                                                        (Unaudited)
ASSETS
  Cash and Cash Equivalents                                 $49,730        $69,870
  Government National Mortgage
    Association Certificates, at amortized cost                   0     61,239,633
  Mortgage Derivative Investments                         7,388,703      3,245,255
  Accrued Interest and Accounts Receivable                   20,194        526,097
  Investment in INVG Mortgage Securities Corp.              340,640         55,568
  Deferred Issuance Costs                                         0        445,800
  Other Investments                                       3,051,056      2,051,244
  Organization Costs                                         46,602         46,602
  Due from INVG Mortgage Securities Corp.                   421,580        421,580
                                                       ------------   ------------
    Total Assets                                        $11,318,505    $68,101,649
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Collateralized Mortgage Obligations, net              $         0    $58,800,953
  Short-term Debt                                         2,250,500      2,400,000
  Due to Investors GNMA Mortgage-Backed
    Securities Corp.                                      1,144,762      1,290,406
  Incentive Management Fee Payable                          338,120              0
  Accrued Expenses                                              185          8,567
                                                       ------------   ------------
    Total Liabilities                                     3,733,567     62,499,926
                                                       ------------   ------------
Stockholders' Equity
  Series Z Preferred Stock, at Liquidation Value
    1,000 Shares Authorized; 200 Shares
    Issued and Outstanding                                   10,000         10,000
  Common Stock, $.001 Par Value;
    100,000 Shares Authorized;
    1,000 Shares Issued and Outstanding                           1              1
Additional Paid-in Capital                                6,953,002      6,953,002
Retained Earnings                                           621,935     (1,361,280)
                                                       ------------   ------------
    Total Stockholders' Equity                            7,584,938      5,601,723
                                                       ------------   ------------

    Total Liabilities and Stockholders' Equity          $11,318,505    $68,101,649
                                                       ============   ============

See Notes to Condensed Financial Statements.

                     INVG GOVERNMENT SECURITIES CORP.

                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                                1994           1993
                                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             $1,983,215       ($18,808)
                                                            ------------   ------------
Adjustments to reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities:
    Amortization of Deferred Bond Issuance Costs                 445,800         38,290
    Amortization of Bond Discount                              1,724,297         33,014
    Amortization of Premium and Discount on Government
      National Mortgage Association Certificates, Net            797,355         98,429
    Earnings of Mortgage Derivative Investments                 (321,939)             0
    Decrease in Accrued Interest and Accounts Receivable         505,903         70,574
    Increase in Incentive Management Fee Payable                 338,120              0
    Decrease in Accrued Expenses                                  (8,381)             0
                                                            ------------   ------------
      Total Adjustments                                        3,481,155        240,307
                                                            ------------   ------------
      Net Cash Provided by Operating Activities                5,464,370        221,499
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of
  Government National Mortgage Association Certificates       60,442,278      4,913,349
Investment in Mortgage Derivative Investments                 (4,205,432)             0
Purchases of Other Investments                                (1,000,000)             0
Cash Receipts from Mortgage Derivative Investments               383,923              0
Investment in INVG Mortgage Securities Corp.                    (285,073)       (39,813)
Cash Receipts from Other Investments                                 189              0
                                                            ------------   ------------
      Net Cash From Investing Activities                      55,335,885      4,873,536
                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of
  Collateralized Mortgage Obligations                        (60,525,251)    (4,920,794)
Decrease in Short-term Debt                                     (149,500)             0
Increase in Due from INVG Mortgage Securities Corp.                    0         (9,066)
Increase (Decrease) in Due from GNMA Mortgage-Backed
  Securities Trust, Inc.                                        (145,644)     1,164,718
Dividends Paid                                                         0       (100,000)
                                                            ------------   ------------
      Net Cash Used in Financing Activities                  (60,820,395)    (3,865,142)
                                                            ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents             (20,140)     1,229,893
Cash and Cash Equivalents at Beginning of Period                  69,870        136,157
                                                            ------------   ------------
Cash and Cash Equivalents at End of Period                       $49,730     $1,366,050
                                                            ============   ============

See Notes to Condensed Financial Statements

                     INVG GOVERNMENT SECURITIES CORP.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1. - Basis of Presentation

     In the opinion of the Company, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994 and the results of operations and the cash flows for the three months ended March 31, 1994 and 1993. Operating results for the quarter ended March 31, 1994 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1993 financial statements and notes thereto.

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

     Held-to-Maturity. The investment in GNMA Certificates is classified as a held-to-maturity investment. In connection with the fourth quarter adoption of SFAS 115 and consistent with the consensus reached by the Emerging Issues Task Force on Issue No. 93-18, the Company measures other than temporary impairment by comparing the net cash flows from the GNMA Certificates (net of GNMA Bonds principal and interest payments and related trustee expenses) discounted at a risk free rate to the net carrying value of the GNMA Certificates (i.e. net of GNMA Bond liabilities). If such discounted cash flows are less than the net carrying value, the Company records a reserve to reduce the net carrying value to fair value. For purposes of determining fair value, the Company discounts the net cash flows as discussed above using an estimated risk adjusted rate of return. The effect of adopting this change in accounting was not material.

     Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholder's equity until realized. Available-for-sale investments are also subject to write down whenever the fair value is less than the future projected cash flows discounted at a risk-free rate. None of the Company's available-for-sale investments were subject to write down as of March 31, 1994.

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

Note 3. - Redemption of Series A Bonds

     On January 5, 1994 the Board of Directors of the Company authorized an optional redemption of the Series A Bonds on February 1, 1994 pursuant to the call provisions of the Series A Bonds. On January 24, 1994, the GNMA Certificates securing the Series A Bonds were sold. The Company realized a gain of $4,500,000 from the sale of the GNMA Certificates. On February 1, 1994, the Series A Bonds were redeemed at par. After accounting for expenses, including amortization of discounts and premiums, the Company incurred an extraordinary loss of $2,236,000 from the redemption of the Series A Bonds. The net cash the Company received from this series of transactions was $5,000,000.

     The GNMA Certificates were being used as collateral for the Collateralized Mortgage Obligations, Series A (the "Bonds"). At December 31, 1993 the GNMA Certificates had a principal balance of $60,442,679, interest rates of 9.0% and 11.5% and a final maturity date of 2017. The cost plus amortized discount or premium on the GNMA Certificates at December 31, 1993 amounted to $61,239,633 and a fair value of $65,709,245.

     The Bonds were collateralized by the GNMA Certificates. At December 31, 1993 the Bonds had a principal balance of $60,525,251, interest rates of 8.5% and 9.0% and a final maturity date of 2017. The unamortized discount on the Bonds at December 31, 1993 amounted to $1,724,298 and the net amount of the Bonds was $58,800,953.

Note 4. - Mortgage Derivative Investments

     Presented below is a schedule of mortgage derivative investments held by the Company.

                                                                                       CARRYING
                                                                                          VALUE
                              PURCHASE           %                      PURCHASE      MARCH 31,
RESIDUAL SERIES                   DATE   OWNERSHIP     COLLATERAL          PRICE           1994
- -----------------------------------------------------------------------------------------------
Merrill Lynch Trust 8-R  Aug. 10, 1993     68.850%    FHLMC 9.50%     $3,600,000     $2,337,975
CMOT Series 5-R          Dec. 10, 1993      49.00%     FNMA 9.50%        560,682        605,503
CMOT Series 6-R          Dec. 10, 1993     49.000%    FHLMC 9.50%        154,713        173,976
Thomson McKinnon 2       Jan. 18, 1994     100.00%    FHLMC 9.50%      1,000,000      1,059,009
Merrill Lynch Trust 3    Jan. 27, 1994    24.2309%    GNMA 11.00%        640,432        626,484
Morgan Stanley Trust E   Feb. 14, 1994      42.00%   FHLMC 9.308%        315,000        326,358
Kidder Peabody Trust 3   Feb. 14, 1994      11.27%   FHLMC 9.214%        250,000        257,106
Ryan Mortgage IV - 3     Mar. 28, 1994     100.00%    GNMA 12.00%        800,000        801,418
Ryan Mortgage IV - 4     Mar. 28, 1994     100.00%    FNMA 10.00%        400,000        400,426
CMIT Series 7            Mar. 30, 1994     100.00%     GNMA 9.50%        800,000        800,448
                                                                                  -------------
     Total                                                                           $7,388,703
                                                                                  =============

     In accordance with FASB-107, the Company shall disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company computes the estimated fair value of its mortgage derivative investments, including CMO Residuals and REMIC Residuals, by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term. The Company has used available market information as of March 31, 1994 and has concluded that the fair value of the mortgage derivative investments at March 31, 1994 was approximately equal to the carrying value of $7,389,000 as of March 31, 1994.

Note 5. - Other Investments

     Presented below is a schedule of other investments held by the Company at March 31, 1994.

                                                                              BOOK VALUE
                                                   PURCHASE      PURCHASE      MARCH 31,
DESCRIPTION                                            DATE         PRICE           1994
- ----------------------------------------------------------------------------------------

10,000 RJR Nabisco Preferred                  Aug. 18, 1993       250,000       $250,000
50,000 GNMA 7% Certificates                   July 19, 1993        51,445         51,056
Interest in Pine Street Associates, L.P.      Dec. 30, 1993     2,000,000      2,000,000
Bennett/Lawrence Partners                      Jan. 4, 1994       750,000        750,000
Argentina Growth Fund                         Jan. 27, 1994       250,000        250,000
                                                                           -------------
                                                                              $3,301,056
                                                                           =============

Note 6. - Short-Term Debt

     At March 31, 1994 the Company owed $2,250,500 under two repurchase agreements. This borrowing had an initial term of one month and is renewed on a month-to-month basis. The interest rate of this borrowing at March 31, 1994 was 3.9375%. The debt is collateralized by some of the Company's Mortgage Derivative Investments.

Note 6. - Consulting Agreement

     Under the terms of a consulting agreement with Page Mill Asset Management, the Company will pay a monthly fee of $10,000 plus an incentive management fee. The incentive management fee is equal to 25% of the amount, if any, by which the annual consolidated taxable income of the group exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for the year. Under this agreement, the Company has recorded expense in the three months ended March 31, 1994 of $15,000 and $338,120 for the monthly and incentive management fees, respectively. The amount of incentive management fee is based on an estimate of consolidated taxable income for the three months ended March 31, 1994. Taxable income cannot be precisely determined until the end of the entire fiscal year.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Three months Ended March 31, 1994 compared to 1993
- --------------------------------------------------

Net income for the three months ended March 31, 1994 amounted to $1,983,215. This compares to a net loss of $18,808 for the three months ended March 31, 1993. Results for the 1994 period included gains from sales of GNMA as well as extraordinary losses from the redemption of bonds. The table below indicates the results of operations exclusive of these items:

                                                Three Months Ended
                                           ----------------------------
                                               1994           1993
                                           ------------   ------------
Net Income                                   $1,983,215       ($18,808)
Less Gain on Sale of GNMA Certificates       (4,500,169)             0
Plus Loss from Redemption of Bonds            2,250,778              0
                                           ------------   ------------
Net Loss from Remaining CMO Issuance
    Investments and Other Operations          ($226,176)      ($18,808)
                                           =============  =============

The decline in the net loss from remaining CMO Issuance Investments and other operations is attributable to the following:

                                   Three Months Ended
                              ---------------------------
                                      1994           1993          Change
                              ------------   ------------    ------------

Net Interest Income (Loss)        $ 99,948        $47,041       $ 52,907
Other Income                         8,880              0          8,880
Incentive Management Fee          (338,120)             0       (338,120)
Other Operating Expenses           (36,884)       (65,849)        28,965
                              ------------   ------------    ------------
                                 ($266,176)      ($18,808)     ($247,368)
                              ============   ============    ============

The composition of net interest income (loss) is these periods is as follows:

                                                  Three Months Ended
                                             ---------------------------
                                                     1994           1993          Change
                                             ------------   ------------    ------------

Interest from GNMA Certificates                  $390,008     $2,102,979    ($1,712,971)
Interest on Bonds                                 453,939      1,895,056     (1,441,117)
                                             ------------   ------------    ------------
  Net Interest Margin                             (63,931)       207,923       (271,854)
Amortization of Discount                          (21,110)       (98,429)        77,319
Amortization of Bond Discount and
  Bond Issuance Costs                            (117,871)       (71,305)       (46,566)
Income from Mortgage Derivative Investments       321,939              0        321,939
Interest on Short-term Debt                       (19,659)             0        (19,659)
Other Interest Income                                 580          8,852         (8,272)
                                             ------------   ------------    ------------

Net Interest Income (Loss)                       $ 99,948     $   47,041     $   52,907
                                             ============   ============    ============

Net interest margin (interest from GNMA certificates less interest on bonds) declined in 1994 because of the redemption of Series A in the first quarter of 1994. This redemption occasioned the write-off of all remaining unamortized amounts which accounts for the variation in amortization. Income from Mortgage Derivative Investments exists only in 1994 as these investments were made in the last half of 1993. A number of purchases of Mortgage Derivative Investments were financed with short-term debt which accounts for the increase in that area.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations of the Company totaled $5,464,370 for the three months ended March 31, 1994 and $221,499 for the three months ended March 31, 1993. Cash and cash equivalents of the Company decreased during the first three months of 1994 by $20,140 but increased $1,229,893 in the first three months of 1993.

The Company had total assets of $11.3 million at March 31, 1994 consisting primarily of Mortgage Derivative Investments and other investments.

The Company had no capital expenditures during the quarter ended March 31, 1994.

PART II - OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INVG GOVERNMENT SECURITIES CORP.

                         By:  /s/ Robert E. Greeley
                             ----------------------------------
                              Robert E. Greeley
                              Chairman of the Board,
                              President and Treasurer.
                              (Principal Executive and Financial Officer)

Dated:    May 13, 1994